Form 10-K
WACHOVIA COMMERCIAL MORT PASS THRU CERT SER 2002-C2
filed 2003-03-31
CIK 1203941

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2002

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-83930-02


        Wachovia Commercial Mortgage Securities, Inc.
        Commercial Mortgage Pass-Through Certificates
        Series 2002-C2

       (Exact name of registrant as specified in its charter)



   New York                                       52-2383394
                                                  52-2383395
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                  Identification No.)

   c/o Wells Fargo Bank Minnesota, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

       NONE.



  Securities registered pursuant to Section 12(g) of the Act:

       NONE.



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  X       No ___







  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Not applicable.






  State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405.)

         Not applicable.








  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Not applicable.



  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc..) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

         Not applicable.










                                 PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            See Item 15(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.



  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trusts created under the Pooling and Servicing Agreement (the Trusts), the Trustee, the Servicer or the registrant with respect to the Trusts other than routine litigation incidental to the duties of the respective parties.





  Item 4.  Submission of Matters to a Vote of Security Holders.


            None.

                               PART II


  Item 5.  Market for registrant's Common Equity and Related Stockholder
           Matters.


            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2002, the number of holders of record for each class of Certificate were as follows:


             Class A-1                         9
             Class A-2                         7
             Class A-3                         6
             Class A-4                        24
             Class B                           3
             Class C                           1
             Class D                           3
             Class E                           1
             Class F                           2
             Class G                           5
             Class H                           2
             Class IO-I                        6
             Class IO-II                       2
             Class IO-III                      2
             Class J                           6
             Class K                           5
             Class L                           2
             Class M                           2
             Class N                           2
             Class O                           2
             Class P                           2
             Class R-I                         1
             Class R-II                        1
             Class Z                           1

             Total:                           97


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.

  Item 8.  Financial Statements and Supplementary Data.

            See Item 15(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.




  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


                               PART III


  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.

  Item 14. Controls and Procedures.

            Not applicable.

                               PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

    (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2002.


       a) Lend Lease Asset Management, LP, as Special Servicer <F2>
       b) Wachovia Bank, National Association, as Master Servicer <F2>

    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2002.


       a) Lend Lease Asset Management, LP, as Special Servicer <F2>
       b) Wachovia Bank, National Association, as Master Servicer <F2>

    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2002.


       a) Lend Lease Asset Management, LP, as Special Servicer <F1>
       b) Wachovia Bank, National Association, as Master Servicer <F2>


    (99.4) Aggregate Statement of Principal and Interest Distributions to
           Certificate Holders.


   (b) On November 26, 2002, a report on Form 8-K was filed in order to provide the Pooling and Servicing Agreement for the Certificates.


        On December 30, 2002 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.





   (c) Not applicable.


   (d) Omitted.

  <F1> Such document (i) is not filed herewith since such document was not received by the reporting person at least three business days prior to the due date covered by this report, and (ii) will be included in an amendment to this report on Form 10-K/A to be filed within 30 days of the Reporting Person's receipt of such document.

  <F2> Filed herewith.




                               SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    Wachovia Commercial Mortgage Securities, Inc.
    Commercial Mortgage Pass-Through Certificates
    Series 2002-C2
    (Registrant)



  Signed:  Wachovia Commercial Mortgage Securities, Inc. as Depositor

  By:   William J. Cohane, Vice President

  By: /s/  William J. Cohane

  Dated: March 13, 2003

  Sarbanes-Oxley Certification


I, William J. Cohane, certify that:


1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of the Trust;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Lend Lease Asset Management, L.P., as Special Servicer and Wells Fargo Bank Minnesota, N.A., as trustee.


      Date: March 31, 2003


      /s/ William J. Cohane
      Signature


      Vice President
      Title





  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.



  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.



Ex-99.1 (a)

KPMG    (logo)

303 Peachtree Street, N.E.
Suite 2000
Atlanta, GA  30308



Independent Accountants' Report

The Partners
Lend Lease Asset Management, L.P.:



We have examined management's assertion that Lend Lease Asset Management, L.P. (the Partnership) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA) Uniform Single Attestation Program for Mortgage Bankers set forth in Appendix A, to the extent such standards were applicable to the special servicing performed by the Partnership, as of and for the year ended December 31, 2002. Management is responsible for the Partnership's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Partnership's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Partnership's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Partnership's compliance with the minimum servicing standards.

In our opinion, management's assertion that Lend Lease Asset Management, L.P. complied with the aforementioned minimum servicing standards during the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ KPMG LLP

February 3, 2003



KPMG LLP. KPMG LLP, a U.S. limited liability partnership, is a member of KPMG International, a Swiss association.



Ex-99.1 (b)

KPMG    (logo)

401 South Tryon Street
Suite 230
Charlotte, NC  28202-1911


Independent Accountants' Report

The Board of Directors
Wachovia Bank National Association:



We have examined management's assertion, included in the accompanying report, that Wachovia Bank National Association (the Bank) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards V.4. and VI.1, which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans, as of and for the year ended December 31, 2002. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the applicable minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Bank has complied with the aforementioned minimum servicing standards during the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ KPMG LLP

March 10, 2003



KPMG LLP. KPMG LLP, a U.S. limited liability partnership, is a member of KPMG International, a Swiss association.



Ex-99.2 (a)

Lend Lease (logo)
Asset Management, L.P.


Management Assertion

As of and for the year ended December 31, 2002, Lend Lease Asset Management, L.P. (the Partnership) complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers set forth in Appendix A, to the extent such standards were applicable to the special servicing performed by the Partnership. A list of portfolios covered by this assertion is included in Appendix B. As of and for this same period, the Partnership had in effect a fidelity bond and errors and omissions policy in the amount of $25,000,000.00.

/s/ David Altshuler
David Altshuler
Principal, Accounting

/s/ Elaine K. Miller
Elaine K. Miller
Principal, Asset Management


February 3, 2003


Ex-99.2(b)

Wachovia Securities (LOGO)
8739 Research Drive
Charlotte NC 28288

Commercial Loan Servicing


Management Assertion

As of and for the year ended December 31, 2002, Wachovia Bank National Association (the Bank) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers (USAP), except for minimum servicing standards V.4. and VI.1., which the MBA has interpreted as being inapplicable to the servicing of commercial and multi-family loans. As of and for this same period, the Bank had in effect a fidelity bond and errors and omissions policy in the amount of $200 million and $20 million, respectively.



/s/ John M. Church                              March 10, 2003
John M. Church                                  Date
Managing Director/Senior Vice President
Wachovia Bank National Association



/s/ Timothy S. Ryan                             March 10, 2003
Timothy S. Ryan                                 Date
Director/Vice President
Wachovia Bank National Association






Wachovia is the trade name under which Wachovia Corporation conducts its investment banking, capital markets and institutional securities business through First Union Securities, Inc. ("FUSI"), member NYSE, NASD, SIPC, and through other bank and non-bank and broker-dealer subsidiaries of Wachovia Corporation, including Wachovia Bank, N.A. and First Union National Bank.


Ex-99.3 (b)

WACHOVIA
SECURITIES   (logo)

8739 Research Drive
Charlotte, NC 28288


OFFICER'S CERTIFICATE

Reference is hereby made to that certain Pooling and Servicing Agreement dated as of November 11, 2002 by and among Wachovia Commercial Mortgage Securities, Inc. as Depositor, Wachovia Bank National Association, as Master Servicer, Lend Lease Asset Management, L.P. as Special Servicer, and Wells Fargo Bank Minnesota, N.A. as Trustee, with respect to Commercial Mortgage Pass-Through Certificates, Series 2002-C2 (the "Agreement"). Capitalized terms used herein not otherwise defined shall have the meanings assigned in the Agreement.

Pursuant to Section 3.13 of this Agreement, Timothy E. Steward and Clyde M. Alexander, Directors of the Master Servicer, do hereby certify that:

1. A review of the activities of the Master Servicer during the period from November 12, 2002 through December 31, 2002 and of its performance under the Agreement during such period has been made under our supervision; and

2. To the best of our knowledge, based on such review, the Master Servicer has fulfilled all its obligations under the Agreement in all material respects throughout the period November 12, 2002 through December 31, 2002; and

3. The Master Servicer has received no notice regarding qualification, or challenging the status, of the ED Loan REMIC, REMIC I or REMIC II as a REMIC under the REMIC Provisions or of the Grantor Trust as a " Grantor Trust" for income tax purposes under the Grantor Trust Provisions Pool as a REMIC or the Grantor Trust as a grantor trust, from the Internal Revenue Service or any other governmental agency or body.

IN WITNESS WHEREOF, the undersigned have executed this Certificate as of the day of March, 2003.

/s/ Timothy S. Steward
Timothy S. Steward, Director
Wachovia Bank National Association
(Formerly known as First Union
 National Bank)

/s/ Clyde M. Alexander
Clyde M. Alexander, Director
Wachovia Bank National Association
(Formerly known as First Union
 National Bank)


Wachovia Securities is the trade name under which Wachovia Corporation conducts its investment banking, capital markets and institutional securities business through First Union Securities, Inc. ("FUSI"), member NYSE, NASD, SIPC, and through other bank and non-bank and broker-dealer subsidiaries of Wachovia Corporation including Wachovia Bank NA and First Union National Bank.




Ex-99.4
   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                            Interest          Principal               Losses            Ending Balance
   A-1                            90,200.09           448,851.08                0.00             35,607,148.92
   A-2                           269,533.33           288,940.55                0.00             79,711,059.45
   A-3                           326,410.30                 0.00                0.00             88,219,000.00
   A-4                         1,957,621.40                 0.00                0.00            471,716,000.00
   B                             140,174.74                 0.00                0.00             32,815,000.00
   C                              47,539.07                 0.00                0.00             10,939,000.00
   D                             124,989.41                 0.00                0.00             28,439,000.00
   E                              39,182.60                 0.00                0.00              8,751,000.00
   F                              52,128.69                 0.00                0.00             10,938,000.00
   G                              73,609.29                 0.00                0.00             15,314,000.00
   H                              66,866.03                 0.00                0.00             13,126,000.00
   IO-I                          100,794.89                 0.00                0.00                      0.00
   IO-II                         727,438.70                 0.00                0.00                      0.00
   IO-III                        383,696.08                 0.00                0.00                      0.00
   J                              67,573.61                 0.00                0.00             16,408,000.00
   K                              63,064.04                 0.00                0.00             15,313,000.00
   L                              18,021.83                 0.00                0.00              4,376,000.00
   LA1_1                          11,862.90           448,851.08                0.00              4,293,148.92
   LA1_2                          60,150.07                 0.00                0.00             24,044,000.00
   LA1_3                          18,187.12                 0.00                0.00              7,270,000.00
   LA2_1                          10,286.07           288,940.55                0.00              2,764,059.45
   LA2_2                          52,147.96                 0.00                0.00             15,478,000.00
   LA2_3                          68,522.11                 0.00                0.00             20,338,000.00
   LA2_4                          50,136.57                 0.00                0.00             14,881,000.00
   LA2_5                          85,327.51                 0.00                0.00             25,326,000.00
   LA2_6                           3,113.11                 0.00                0.00                924,000.00
   LA3_1                          89,998.80                 0.00                0.00             24,324,000.00
   LA3_2                          85,532.90                 0.00                0.00             23,117,000.00
   LA3_3                         145,569.10                 0.00                0.00             39,343,000.00
   LA3_4                           5,309.50                 0.00                0.00              1,435,000.00
   LA4_1                          67,064.82                 0.00                0.00             16,160,198.32
   LA4_2                          94,851.58                 0.00                0.00             22,855,801.68
   LA4_3                          80,431.03                 0.00                0.00             19,380,971.91
   LA4_4                         113,755.77                 0.00                0.00             27,411,028.09
   LA4_5                         663,339.44                 0.00                0.00            159,840,829.77
   LA4_6                         938,178.76                 0.00                0.00            226,067,170.23
   LB_1                           70,087.37                 0.00                0.00             16,407,500.00
   LB_2                           70,087.37                 0.00                0.00             16,407,500.00
   LC_1                           23,769.54                 0.00                0.00              5,469,500.00
   LC_2                           23,769.54                 0.00                0.00              5,469,500.00
   LD_1                           62,494.70                 0.00                0.00             14,219,500.00
   LD_2                           62,494.70                 0.00                0.00             14,219,500.00
   LE_1                           19,591.30                 0.00                0.00              4,375,500.00
   LE_2                           19,591.30                 0.00                0.00              4,375,500.00
   LF_1                           26,064.34                 0.00                0.00              5,469,000.00
   LF_2                           26,064.34                 0.00                0.00              5,469,000.00
   LG_1                           36,804.65                 0.00                0.00              7,657,000.00
   LG_2                           36,804.65                 0.00                0.00              7,657,000.00
   LH_1                           25,565.08                 0.00                0.00              5,018,500.00
   LH_2                           25,565.08                 0.00                0.00              5,018,500.00
   LH_3                            7,867.94                 0.00                0.00              1,544,500.00
   LH_4                            7,867.94                 0.00                0.00              1,544,500.00
   LJ_1                            7,532.43                 0.00                0.00              1,829,000.00
   LJ_2                           60,041.18                 0.00                0.00             14,579,000.00
   LK_1                           10,781.80                 0.00                0.00              2,618,000.00
   LK_2                           52,282.24                 0.00                0.00             12,695,000.00
   M                              36,039.54                 0.00                0.00              8,751,000.00
   N                              31,529.96                 0.00                0.00              7,656,000.00
   O                              25,389.53                 0.00                0.00              6,165,000.00
   P                              82,729.05                 0.00                0.00             20,087,992.76
   R-I                                 0.00                 0.00                0.00                      0.00
   R-II                                0.00                 0.00                0.00                      0.00
   Z                                   0.00                 0.00                0.00                      0.00