Form 10-K/A
period 2003-03-31
WACHOVIA COMMERCIAL MORT PASS THRU CERT SER 2002-C2
filed 2003-07-31
CIK 1203941

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K/A

                                   Amendment No. 1


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

                               PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

    (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2002.


       a) Lend Lease Asset Management, LP, as Special Servicer <F1>
       b) Wachovia Bank, National Association, as Master Servicer <F1>

    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2002.


       a) Lend Lease Asset Management, LP, as Special Servicer <F1>
       b) Wachovia Bank, National Association, as Master Servicer <F1>

    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2002.


       a) Lend Lease Asset Management, LP, as Special Servicer <F1>
       b) Wachovia Bank, National Association, as Master Servicer <F1>


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

  <F1> Filed herewith.




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

  Dated: July 17, 2003

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

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Lend Lease Asset Management, L.P., as Special Servicer and Wachovia Bank, National Association, as Master Servicer.


      Date: July 17, 2003


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


Ex-99.2 (b)

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


Ex-99.3 (a)



Lend Lease
REAL ESTATE INVESTMENTS (logo)

February 28, 2003

VIA CERTIFIED MAIL
RETURN RECEIPT REQUESTED

Wachovia Commercial Mortgage Securities, Inc.
301 South College Street
Charlotte, North Carolina 28288
Attn: William J. Cohane, Director

Wells Fargo Bank Minnesota, N.A.
Corporate Trust Department
9062 Old Annapolis Road
Columbia, Maryland 21045-1951
Attn: Corporate Trust Services (CMBS)
Wachovia Bank Commercial Mortgage Trust
Commercial Mortgage Pass-Through Certificates, Series 2002-C2

Wachovia Securities, Inc.
301 South College Street
Charlotte, North Carolina 28288-1075
Attn: Mr. William J. Cohane

Nomura Securities International, Inc.
2 World Financial Center
Building B
New York, New York 10281-1198
Attn: Legal Department

Lend Lease Real Estate Investments
3424 Peachtree Road, NE
Suite 800
Atlanta, Georgia 30326
Attn: Larry Hicks

Moody's Investors Service, Inc.
99 Church Street
New York, New York 10007
Attn: CMBS-Monitoring

Wachovia Commercial Mortgage Securities, Inc., et al

February 28, 2003

S&P Ratings Services
55 Water Street, 10th Floor
New York, New York 10041-0003
Attn: CMBS Surveillance Department

Wachovia Bank, National Association
NC1075
8739 Research Drive
URP 4
Charlotte, North Carolina 28288-1075
Attn: Wachovia Bank Commercial Mortgage Trust
      Commercial Mortgage Pass-Through Certificates, Series 2002-C2

Re: Wachovia Bank Commercial Trust Series 2002-C2


Ladies & Gentlemen:

Reference is hereby made to the Pooling and Servicing Agreement dated as of November 11, 2002, among Wachovia Commercial Mortgage Securities, Inc., as Depositor; Wachovia Bank, National Association, as Master Servicer, Lend Lease Asset Management, L.P. ("LLAM"), as Special Servicer; and Wells Fargo Bank Minnesota, N.A., as Trustee, in connection with Commercial Mortgage Pass-Through Certificates, Series 2002-C2 (the "PSA")

As Vice President of Pearl Mortgage, Inc., General Partner of LLAM, I have delegated to specified officers ("Officers") the responsibility for reviewing and monitoring the activities of LLAM, and of our performance under the PSA.

Accordingly, pursuant to Section 3.13 of the PSA and in accordance with certifications made to me by each of the Officers, LLAM certifies the following:

(1) A review of the activities of LLAM for the period from January 1, 2002 to December 31, 2002, and of its performance under this PSA have been made under the supervision of the Officers, who have in turn been under my supervision;

(2) To the best of my knowledge and the Officer's knowledge, based on such review, LLAM has fulfilled all of its obligations as Special Servicer in all material respects under the PSA throughout the period from January 1, 2002 to December 31, 2002; and

(3) LLAM has received no notice regarding qualification, or challenging the status of the REMIC I or REMIC II as a REMIC under the REMIC Provisions or of the Grantor Trust as a "Grantor Trust" for income tax purposes under the Grantor Trust Provisions from the Internal Revenue Service or any other governmental agency of body.

Please refer to the enclosed independent accountants' report dated February 3, 2003, delivered pursuant to Section 3.14 of the PSA, which discusses the results of their review of our activities under this PSA and which is incorporated herein by reference.

Very truly yours,

LEND LEASE ASSET MANAGEMENT, L.P.

By: Pearl Mortgage, Inc., its General Partner

By /s/ Michael Carp
Michael Carp
Vice President
Asset Management Division

Enclosure





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