Form 10-K
WACHOVIA COMMERCIAL MORT PASS THRU CERT SER 2002-C2
filed 2004-03-31
CIK 1203941

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 For the fiscal year ended December 31, 2003

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-83930-02


        Wachovia Commerical Mortgage Securities, Inc.
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

   c/o Wells Fargo Bank, N.A.
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

         Not applicable.

  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
    Yes___       No X






  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

         Not applicable.








  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Not applicable.



  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or
  (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

         Not applicable.










                                     PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            See Item 15(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.



  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.





  Item 4.  Submission of Matters to a Vote of Security Holders.


            None.

                                     PART II


  Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters.


            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2003, the number of holders of record for each class of Certificate were as follows:


             Class A-1                           12
             Class A-2                            8
             Class A-3                           10
             Class A-4                           26
             Class B                              5
             Class C                              3
             Class D                              5
             Class E                              3
             Class F                              4
             Class G                              7
             Class H                              4
             Class IO-I                           8
             Class IO-II                          4
             Class IO-III                         4
             Class J                              8
             Class K                              8
             Class L                              4
             Class M                              4
             Class N                              4
             Class O                              4
             Class P                              4
             Class R-I                            1
             Class R-II                           1
             Class Z                              1

             Total:                             142


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

  Item 9A. Controls and Procedures.

            Not applicable.


                                    PART III


  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.

  Item 14. Principal Accounting Fees and Services.

            Not applicable.

                                     PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2003.


       a) GMAC Commercial Mortgage Corporation, as Special Servicer <F1> b)
       Wachovia Bank, National Association, as Master Servicer <F1>

     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards for the year ended December 31, 2003.


       a) GMAC Commercial Mortgage Corporation, as Special Servicer <F1> b)
       Wachovia Bank, National Association, as Master Servicer <F1>

     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements for the year ended December 31, 2003.


       a) GMAC Commercial Mortgage Corporation, as Special Servicer <F1> b)
       Wachovia Bank, National Association, as Master Servicer <F1>


     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) On October 27, 2003, November 21, 2003, and December 30, 2003 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

        On March 16, 2004 a Form 8K-A was filed for the revised September 2003 Report.


   (c) Not applicable.


   (d) Omitted.


  <F1> Filed herewith.







                                   SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



     Wachovia Commerical Mortgage Securities, Inc.
     Commercial Mortgage Pass-Through Certificates
     Series 2002-C2
     (Registrant)



  Signed: Wachovia Commercial Mortgage Securities, Corp., as Depositor


  By:     Charles L. Culbreth, Managing Director

  By: /s/ Charles L. Culbreth, Managing Director

  Dated: March 30, 2004





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

Exhibit Index

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

I, Charles L. Culbreth, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution date reports filed in respect of periods included in the year covered by this annual report, of the Trust;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the servicing information required to be provided to the trustee by the servicer and the special servicer under the pooling and servicing agreement, is included in these reports;

4. I am responsible for reviewing the activities performed by the master servicer and the special sevicer under the pooling and servicing agreement, and except as disclosed in the report, the master servicer and the special servicer have fulfilled their obligations in all material respects under the pooling and servicing agreement in the year such review applies;

5. I have disclosed to the master servicer's or the special servicer's certified public accountants all significant deficiencies relating the master servicer's or special servicer's compliance with the minimum servicing standards in accordance with a review conducted in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar standard as set forth in the pooling and servicing agreement.



     Date: March 30, 2004

     /s/ Charles L. Culbreth
     Signature

     Managing Director
     Title


Ex-99.1 (a)

Report of Independent Accountants

To the Board of Directors and Shareholder of GMAC Commercial Mortgage
Corporation:

We have examined management's assertion, dated February 23, 2004, about GMAC Commercial Mortgage Corporation's (the "Company's") compliance with its established minimum master servicing policy ("Master Servicing Policy"), which management derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP), as of and for the year ended December 31, 2003 included in the accompanying management assertion (see
Exhibit I). Management is responsible for the Company's compliance with the Master Servicing Policy. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with the standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the Master Servicing Policy and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination of the Company's compliance with the Master Servicing Policy.

In our opinion, management's assertion that the Company complied with the aforementioned Master Servicing Policy as of and for the year ended December 31, 2003 is fairly stated, in all material respects.

/s/ PricewaterhouseCoopers LLP

February 23, 2004




Ex-99.1 (b)

KPMG   (logo)

KPMG LLP
Suite 2300
401 South Tryon Street
Three First Union Center
Charlotte, NC 28202-1911

Independent Accountants' Report

The Board of Directors
Wachovia Bank National Association:

We have examined management's assertion, included in the accompanying report, that the Commercial Real Estate Servicing Division of Wachovia Bank National Association (the Bank) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's ("MBA's") Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards
V.4 and VI.1, which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans, as of and for the year ended December 31, 2003. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Bank has complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2003 is fairly stated, in all material respects.

/s/ KPMG LLP

March 10, 2004

KPMG LLP, a U.S. limited liability partnership, is the U.S.
member of KPMG international, a Swiss cooperative.


Ex-99.2 (a)

Exhibit I

Management's Assertion Concerning Compliance with Minimum Master Servicing Standards

February 23, 2004

As of and for the year ended December 31, 2003, GMAC Commercial Mortgage Corporation has complied, in all material respects, with the minimum master servicing standards set forth in the Company's Master Servicing Policy (attached in Exhibit III), which were derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

As master servicer for the transactions included in Exhibit II, the Company performs certain functions with respect to loan servicing, however, other servicing functions with respect to loan servicing, however, other servicing functions are performed by various subservicers.

As of December 31, 2003, the company was covered by various General Motors Corporation insurance policies providing $125 million of fidelity bond insurance and $100 million of errors and omissions insurance.

/s/ Robert D. Feller
Robert D. Feller
Chief Executive Officer

/s/ Michael J. Lipeon
Michael J. Lipeon
Executive Vice President, Global Servicing

/s/ Wayne D. Hoch
Wayne D. Hoch
Executive Vice President and
Chief Financial Officer


Exhibit II

GMAC COMMERCIAL MORTGAGE CORPORATION
TRANSACTIONS ASSOCIATED WITH MASTER SERVICING
RESPONSIBILITIES

277 PARK AVE FINANCE CORP ACMF I SERIES 1997-C1 AETNA, SERIES 1995-C5 AMC DEPOSITOR, SERIES 1999-1 ASC, SERIES 1996-D3 ASC, SERIES 1997-D4 ASC, SERIES 1997-D5 ASW, SERIES 1993-2 ATHERTON, SERIES 1997-1 ATHERTON, SERIES 1998-A ATHERTON, SERIES 1999-A BACM, SERIES 2001-C1 BANK OF AMERICA 2002-X1 BKB, SERIES 1997-C1
BSF III LP 6.6 COLLATERALIZED NOTES
Cal West Trust II
CALSTRS, SERIES 2002-C6
CAPCO, SERIES 1998-D7
CBA, SERIES 1993-C1
CBM, SERIES 1996-1
CDC, SERIES 2002-FX1
CERTIFICATES FUND CORP, 1997-1
CHASE, SERIES 1996-1
CHASE, SERIES 1996-2 CHASE, SERIES 1997-1 CHASE, SERIES 1997-2 CHASE, SERIES 1998-1 CHASE, SERIES 1998-2 CHASE, SERIES 2000-FL1 CHASE, SERIES 2001-FL1 CHASE-FIRST UNION, 1999-1 CITIBANK, SERIES 1994-C2
CITICORP LEASE TRUST, SERIES 1999-1
COLUMBIA CTR TRUST, 2000-CCT
COLUMN, SERIES 2002-CCL1
COMM, SERIES 2001-FL5
COMM, SERIES 2001-J2
COMM, SERIES 2003-LNBl


CSFB, SERIES 1995-Ml CSFB, SERIES 1997-PSl CSFB, SERIES 1998-PS2 CSFB, SERIES 1999-PS3 CSFB, SERIES 2000-Cl CSFB, SERIES 2000-PS4 CSFB, SERIES 2001-CF2 CSFB, SERIES 2001-SPG 1 DAIWA, SERIES 1993-1
DEUTSCHE BANC MORTGAGE (184)
DU, SERIES 1993-MF17
DU, SERIES 1996-CFl
DU, SERIES 1997-CFl
DU, SERIES 1998-STFl
DU-FB, SERIES 1994-MFI
ED I
ED II
EMAC, SERIES 1998-1
EMAC, SERIES 1999-1
EMAC, SERIES 2000-1
FFC FUNDING-SOMERSET MALL
FIRST BOSTON, SERIES 1995-MFI
FMAC, SERIES 1991-A FMAC, SERIES 1993-B FMAC, SERIES 1994-A FMAC, SERIES 1995-B FMAC, SERIES 1996-B FMAC, SERIES 1997-A FMAC, SERIES 1997-B FMAC, SERIES 1997-C FMAC, SERIES 1998-A FMAC, SERIES 1998-B FMAC, SERIES 1998-C FMAC, SERIES 1998-D FMAC, SERIES 2000-A FMHA FNMA, SERIES 1998-Ml FOREST CITY, SERIES 1994-1 FREEHOLD RACEWAY MALL 2001-FRM G3 STRATEGIC INV. LP 2002 WL1 GAFCO FRANCHISE 1998-1 GFCM 2003-1 GGP MALL PROP TR, SERIES 2001-GGPI GIA SERIES 2001-A GMACCM 2003-C2 GMACCM CANADA, SERIES 2002-FLl

GMACCM HFl, SERIES 1999-1 GMACCM HFl, SERIES 1999-2 GMACCM MT1, SERIES 1999-A GMACCM MTl, SERIES 1999-B GMACCM Seniors 2003-A GMACCM, SERIES 1996-Cl GMACCM, SERIES 1996-C2 GMACCM, SERIES 1997-Cl GMACCM, SERIES 1997-C2 GMACCM, SERIES 1998-Cl GMACCM, SERIES 1998-C2 GMACCM, SERIES 1999-Cl GMACCM, SERIES 1999-C2 GMACCM, SERIES 1999-C3 GMACCM, SERIES 1999-CTLl GMACCM, SERIES 2000-Cl GMACCM, SERIES 2000-C2 GMACCM, SERIES 2000-C3 GMACCM, SERIES 2000-FL1 GMACCM, SERIES 2000-FLA GMACCM, SERIES 2000-FLB GMACCM, SERIES 2000-FLE GMACCM, SERIES 2000-FLF GMACCM, SERIES 200l-A GMACCM, SERIES 2001-Cl GMACCM, SERIES 2001-C2 GMACCM, SERIES 2001-FLl GMACCM, SERIES 2001-FLA GMACCM, SERIES 2002-Cl GMACCM, SERIES 2002-C2 GMACCM, SERIES 2002-C3 GMACCM, SERIES 2002-FL1 GMACCM, SERIES 2002-LT GMACCM, SERIES 2003 DOUBLE EAGLE GMACCM, Series 2003-C3 GMACCM, SERIES 2003-CCl GMACCM, Series 2003-FLl GMACCM, SERIES 2003-FLA GMACCM, SERIES 2003-FL-SNF GMACCM, Series 2003-PMSRLP G-MAX 2002 FL-A G-MAX 2002-FX-l GSMCII, Series 2003-Cl GSMSC II, SERIES 1997-GLI GSMSC II, SERIES 1998-Cl GSMSC II, SERIES 1998-GLII

GSMSC II, SERIES 1999-C1 GSMSC II, SERIES 2001-1285 GSMSC II, SERIES 2001-GL3 GSMSC II, SERIES 20O1-ROCK GSMSC II, SERIES 2002-GSFL V GSMT II, SERIES 2001-GSFL IV G-WING, SERIES 2001-WH1 HUD IPS, SERIES 2003-1 JPMC 2002-C3 JPMC, SERIES 200l-A JPMC, SERIES 2001-CIBC1 KIDDER PEABODY, SERIES 1994-C3 KS MORTGAGE CAP, SERIES 1995-1 LAKEWOOD MALL LB COMMERCIAL, SERIES 1994-A LEHMAN, SERIES 1992-1 LEHMAN, SERIES 1992-2 LEHMAN, SERIES 1994-C2 LEHMAN, SERIES 1995-C2 LEHMAN, SERIES 1996-1 LEHMAN, SERIES 1996-C2 LEHMAN, SERIES 1998-C1 LEHMAN, SERIES 2003-C4 LIBRARY TOWER, SERIES 1998-1 LLL, SERIES 1997- LL1 LONG LANE MASTER TRUST IV LTC, SERIES 1994-1 LTC, SERIES 1996-1 LTC, SERIES 1998-1 MACERICH, SERIES 1996-C1 MALL OF AMERICA, SERIES 2000-1 MCF, SERIES 1993-C1-C2 MCF, SERIES 1995-MC1 MCF, SERIES 1996-MC1 MCF, SERIES 1996-MC2 MCF, SERIES 1998-MC1 MCF, SERIES 1998-MC3 MERRILL, SERIES 1994-Cl MERRILL, SERIES 1995-Cl MERRILL, SERIES 1995-C2 MERRILL, SERIES 1995-C3 MERRILL, SERIES 1996-C1 MERRILL, SERIES 1997-C 1 MERRILL, SERIES 1998-C1-CTL MERRILL, SERIES 1999-C2

MERRILL, SERIES 2000-C3 MERRILL, SERIES 2000-C4 MERRILL, SERIES 2001-C5 MERRILL, SERIES 2001-LBC MERRILL, SERIES 2002-BC2P MERRILL, SERIES 2002-C7 MERRILL, SERIES 2002-C8 MERRILL, SERIES 2003-CIO MERRILL, SERIES 2003-C11 ML, SERIES 2003-C9 MORGAN, SERIES 1996-C1 MORGAN, SERIES 1997-C1 MORGAN, SERIES 1997-XL I MORGAN, SERIES 1998-CF1 MORGAN, SERIES 1998-HF1 MORGAN, SERIES 1998-HF2 MORGAN, SERIES 1999-RM1 MORGAN, SERIES 2002-HQ MSDW 2003-IQ4 MSDW CAPTIAL I TRUST 2002-IQ3 MSDW, SERIES 1997-HF1 MSDW, SERIES 1999-FNV1 MSDW, SERIES 2001-PPM MSDW, SERIES 2002-WM MSDW, SERIES 2003-IQ MSDW, Series 2003-IQ5 NATIONS LINK, SERIES 1996-1 NB, SERIES-DMC NEW ENDLAND MUTUAL LIFE, SERIES 1993-1 NOMURA MEGADEAL, SERIES 1995-MD IV NOMURA MEGADEAL, SERIES 1996-MD V NOMURA, SERIES 1993-1 NOMURA, SERIES 1994-MDI NOMURA, SERIES 1996 MD VI NOMURA, SERIES 1998-D6 NOMURA, SERIES 1998-STI OREGAN, SERIES 1995-1 PAINE WEBBER, SERIES 1996-M1 SALOMON, SERIES 1999-Cl SALOMON, SERIES 2000-C1 SASCO, SERIES 1995-C4 SASCO, SERIES 2001-C8 SC FUNDING, SERIES 1993-1 SDG MACERICH PROPERTIES LP CMO SL COMMERCIAL, SERIES 1997-C1 SOLAR TRUST, SERIES 2001-1

SOLAR TRUST, SERIES 2002-1 Solar Trust, Series 2003-CCI Strategic, SHC 2003-1 STRUCTURED MTG, SERIES 1994-Ml U-HAUL, SERIES 1993-1


Exhibit III

GMAC COMMERCIAL MORTGAGE CORPORATION
MINIMUM MASTER SERVICING POLICY

I. CUSTODIAL BANK ACCOUNTS

   1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

      . be mathematically accurate;

      . be prepared within forty-five (45) calendar days after the cutoff date, but in any event in accordance with the applicable servicing agreements;

      . be and reviewed and approved by someone other than the person who prepared the reconciliation; and

      . evidence explanations for reconciling items which shall be resolved within ninety (90) calendar days of identification.

   2. Funds of the servicing entity shall be advanced as specified in the applicable servicing agreements in cases where there is potential for an overdraft in an investor's account or a request letter has been received from a subservicer for a servicing advance stipulated by the subservicing agreement.

   3. All cash for each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor or in an investment account in accordance with the applicable servicing agreement requirements.

II. MORTGAGE PAYMENTS

   1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt from the subservicer.

   2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt from the subservicer.

III. DISBURSEMENTS

   1. Remittances made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

   2. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

IV. INVESTOR ACCOUNTING AND REPORTING

   1. Monthly investor reports shall be sent in a timely manner listing loan level detail of payments and balances, and all other data required by the servicing agreements.

V. INSURANCE POLICIES

   1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity in the amount of coverage represented to investors in management's assertion.

VI. MONITORING OF SUBSERVICER COMPLIANCE

   1. Within 120 days of a subservicer's year-end, the subservicer's management assertions about compliance with minimum servicing standards, which were derived form the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, and the Independent Auditors Report on management's assertions shall be reviewed, and if material exceptions are found, appropriate corrective action will be taken.

   2. An annual certification from each subservicer stating that the subservicer is in compliance with its subservicer agreement shall be obtained by April 30th for the previous calendar year.


GMAC Commercial Holding Corporation



Ex-99.2 (b)

Wachovia Securities
8739 Research Drive, URP4
Charlotte, NC 28288

Wachovia Securities (logo)

Management Assertion

As of and for the year ended December 31,2003, the Commercial Real Estate Servicing Division of Wachovia Bank National Association (the Bank) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards V.4. and VI.l., which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans. As of and for this same period, the Bank had in effect a fidelity bond and errors and omissions policy in the amount of $200 million and $20 million, respectively.


/s/ Alan Kronovet                       3/10/04
Alan Kronovet                           Date
Director/Vice President
Wachovia National Bank


/s/ Steven Johnson                      3/10/04
Steven Johnson                          Date
Director
Wachovia National Bank


Ex-99.3 (a)

GMAC
Commercial Mortgage
550 California Street, 12th Floor
San Francisco, CA 94104
Tel. 415-835-9200
Fax  415-391-2949


Wachovia Bank Commercial Mortgage Trust
Series 2002-C2
Annual Statement as to Compliance
For Period of January 1 through December 31,2003


Pursuant to section 3.13 of the Pooling and Servicing Agreement, I attest that:

(i.) A review of the activities of GMAC Commercial Mortgage as Special Servicer during January 1 through December 31,2003, and of its performance under this Agreement, has been made under my supervision.

(ii) To the best of my knowledge, based on such review, GMAC Commercial Mortgage has fulfilled all of its obligations under this agreement throughout such year.

(iii) GMAC Commercial Mortgage as Special Servicer has received no notice regarding qualifications, or challenging the status, of the REMIC I or REMIC II as REMIC under the REMIC Provisions or of the grantor Trust as a "Grantor Trust" for income tax purposes under the Grantor Trust Provisions from the Internal Revenue Service or any other governmental agency or body.


BY:/s/ Michele Heisler
Date: 3-15-04

Michele Heisler
Vice President, GMAC Commercial Mortgage Corporation


Ex-99.3 (b)

Wachovia Securities
8739 Research Drive URP4
Charlotte, NC 28288

(logo) WACHOVIA SECURITIES


OFFICER'S CERTIFICATE

Reference is hereby made to that certain Pooling and Servicing Agreement dated as of November 11, 2002, by and among Wachovia Commercial Mortgage Securities, Inc., as Depositor, Wachovia Bank, National Association, as Master Servicer, Lend Lease Asset Management, L.P., as Special Servicer, and Wells Fargo Bank Minnesota, N.A., as Trustee, with respect to Commercial Mortgage Pass-Through Certificates, Series 2002-C2 (the "Agreement"). Capitalized terms used herein not otherwise defined shall have the meanings assigned in the Agreement.

Pursuant to Section 3.13 of this Agreement, Timothy E. Steward and Clyde M. Alexander, Directors of the Master Servicer, do hereby certify that:

1) A review of the activities of the Master Servicer during the period from January 1, 2003 through December 31, 2003 and of its performance under the Agreement during such period has been made under our supervision; and

2) To the best of our knowledge, based on such review, the Master Servicer has fulfilled all of its material obligations under this Agreement in all material respects throughout the period January 1, 2003 through December 31, 2003; and

3) The Master Servicer has received no notice regarding qualification, or challenging the status, of the ED Loan REMIC, REMIC I or REMIC II as a REMIC under the REMIC Provisions or of the Grantor Trust as a "Grantor Trust" for income tax purposes under the Grantor Trust Provisions from the Internal Revenue Service or any other governmental agency or body.


IN WITNESS WHEREOF, the undersigned have executed this Certificate as of the 12th day of March 2004.

/s/ Timothy E. Steward
Timothy E. Steward, Director
Wachovia Bank National Association
(Formerly known as First Union
National Bank)

/s/ Clyde M. Alexander
Clyde M. Alexander, Director
Wachovia Bank National Association
(Formerly known as First Union
National Bank)



  Ex-99.4
   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   A-1                              998,282.48          5,176,613.07                 0.00              30,430,535.83
   A-2                            3,161,472.44          3,332,360.08                 0.00              76,378,699.39
   A-3                            3,916,923.60                  0.00                 0.00              88,219,000.00
   A-4                           23,491,456.80                  0.00                 0.00             471,716,000.00
   B                              1,682,096.88                  0.00                 0.00              32,815,000.00
   C                                570,468.84                  0.00                 0.00              10,939,000.00
   D                              1,499,872.87                  0.00                 0.00              28,439,000.00
   E                                470,191.20                  0.00                 0.00               8,751,000.00
   F                                625,544.28                  0.00                 0.00              10,938,000.00
   G                                883,311.48                  0.00                 0.00              15,314,000.00
   H                                802,392.36                  0.00                 0.00              13,126,000.00
   IO-I                           1,208,989.21                  0.00                 0.00                       0.00
   IO-II                          9,070,871.09                  0.00                 0.00                       0.00
   IO-III                         4,908,841.69                  0.00                 0.00                       0.00
   J                                810,883.32                  0.00                 0.00              16,408,000.00
   K                                756,768.48                  0.00                 0.00              15,313,000.00
   L                                216,261.96                  0.00                 0.00               4,376,000.00
   M                                432,474.48                  0.00                 0.00               8,751,000.00
   N                                378,359.52                  0.00                 0.00               7,656,000.00
   O                                304,674.36                  0.00                 0.00               6,165,000.00
   P                                992,550.81                  0.00                 0.00              20,087,992.76
   R-I                                    0.00                  0.00                 0.00                       0.00
   R-II                                   0.00                  0.00                 0.00                       0.00
   Z                                      0.00                  0.00                 0.00                       0.00