Form 10-K
period 2004-12-31
WACHOVIA COMMERCIAL MORT PASS THRU CERT SER 2002-C2
filed 2005-03-30
CIK 1203941

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2004

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-83930-02


        Wachovia Commericial Mortgage Securities, Inc.
        Commercial Mortgage Pass-Through Certificates
        Series 2002-C02

     (Exact name of registrant as specified in its charter)


   New York                                         54-6509082
  (State or other jurisdiction of                   52-2383394
  incorporation or organization)                    52-2383395
                                                    (I.R.S. Employer
                                                    Identification No.)


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

        Yes  ___     No  X


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


     Documents Incorporated by Reference

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


  Item 4.  Submission of Matters to a Vote of Security Holders.

            None.


                                PART II

  Item 5. Market for registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2004, the total number of holders of record for the Series of Certificates is 43.


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


  Item 9B. Other Information.

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


  Item 14. Principal Accounting Fees and Services.

            Not applicable.


                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities.


      a) GMAC Commercial Mortgage Corporation, as Special Servicer <F1>
      b) Wachovia Bank, National Association, as Master Servicer <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards.


      a) GMAC Commercial Mortgage Corporation, as Special Servicer <F1>
      b) Wachovia Bank, National Association, as Master Servicer <F1>


     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements.


      a) GMAC Commercial Mortgage Corporation, as Special Servicer <F1>
      b) Wachovia Bank, National Association, as Master Servicer <F1>



     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    Wachovia Commericial Mortgage Securities, Inc.
    Commercial Mortgage Pass-Through Certificates
    Series 2002-C02
    (Registrant)


  Signed: Wachovia Commercial Mortgage Securities, Inc. as Depositor

  By:     Charles L. Culbreth, Managing Director

  By: /s/ Charles L. Culbreth, Managing Director

  Dated: March 30, 2005


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



  Exhibit Index

  Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

  Certification



  Wachovia Commercial Mortgage Securities, Inc.
  Commercial Mortgage Pass-Through Certificates
  Series 2002-C2 (the "Trust")

  I, Charles L. Culbreth, certify that:

  1. I have reviewed the annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of the Trust;

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

  4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

  5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     GMAC Commercial Mortgage Corporation and Wells Fargo Bank
     Minnesota, N.A.

     Date: March 30, 2005

     /s/ Charles L. Culbreth
     Signature

     Charles L. Culbreth, Managing Director
     Wachovia Commercial Mortgage Securities, Inc.


  EX-99.1 (a)
(logo) PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers LLP
300 Madison Avenue
New York NY 10017
Telephone (646) 471 3000
Facsimile (646) 471 4100
Direct phone (646) 471-7516
Direct fax (646) 471-8967


Report of Independent Auditors

To the Board of Directors of
GMAC Commercial Mortgage Corporation:


We have examined the assertion, dated March 1, 2005, by management of GMAC Commercial Mortgage Corporation, (the "Company"), about the Company's compliance with its established minimum special servicing policy ("Special Servicing Policy"), which was derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP"), as of December 31, 2004 and for the fiscal year then ended, included in the accompanying management assertion (see Exhibit I). Management is responsible for the Company's compliance with the Special Servicing Policy. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.


Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the Special Servicing Policy and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the Special Servicing Policy.


In our opinion, management's assertion that the Company complied with the aforementioned Special Servicing Policy as of and for the fiscal year then ended December 31, 2004 is fairly stated, in all material respects.


/s/ PricewaterhouseCoopers LLP

March 1, 2005





  EX-99.1 (b)
(logo) KMPG

KPMG LLP
Suite 2300
Three Wachovia Center
401 South Tryon Street
Charlotte, NC 28202-1911



Independent Accountants' Report


The Board of Directors
Wachovia Bank, National Association:


We have examined management's assertion, included in the accompanying management assertion, that the Commercial Real Estate Servicing Division of Wachovia Bank, National Association (the Bank) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards V.4 and VI.1, which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans, as of and for the year ended December 31, 2004. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.


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


In our opinion, management's assertion that the Bank has complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004 is fairly stated, in all material respects.


/s/ KPMG LLP

March 10, 2005



KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





  EX-99.2 (a)
GMAC Commercial Holding Corporation
200 Witmer Road
Horsham, PA 19044

EXHIBIT 1



(logo) GMAC Commercial Holding Corp.

March 1, 2005




Assertion of Management of GMAC Commercial Mortgage Corporation

As of December 31, 2004, and for the fiscal year then ended, GMAC Commercial Mortgage Corporation (the "Servicer") has complied in all material respects with the minimum servicing standards set forth in the Servicer's minimum Special Servicing Policy (attached in Exhibit III), which has derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As special servicer for the transactions included in Exhibit II, the Company only performs certain functions with respect to loan servicing.

As of and for this same period, the Servicer had in effect a fidelity bond and errors and omissions policy in the amount of $40,000,000.



/s/ Robert D. Feller
Robert D. Feller
Chief Executive Officer

Date

/s/ Eric R. Lindner
Eric R. Lindner
Executive Vice President Real Estate Services Group

Date

/s/Wayne D. Hoch
Wayne D. Hoch
Executive Vice President and
Chief Financial Officer

Date

Exhibit II

GMAC COMMERCIAL MORTGAGE CORPORATION

TRANSACTIONS ASSOCIATED WITH SPECIAL SERVICING
RESPONSIBILITIES

 Deal Name         Description

OSEC 1995-1        Oregon Commercial Mortgage (OSEC), Series 1995-1
MCF 1996-MC1       Mortgage Capital Funding, Series 1996-MC1
GMAC 1996-C1       GMAC Commercial Mortgage Securities, Series 1996-C1
GMAC 1996-C2       GMAC Commercial Mortgage Securities, Series 1996-C2
MCF 1996-MC2       Mortgage Capital Funding, Series 1996-MC2
MS 1997-C1         Morgan Stanley Capital I, Series 1997-C1
GS 1997-GL1        GS Mortgage Securities Corp. II, Series 1997-GL1
GMAC 1997-C1       GMAC Commercial Mortgage Securities, Series 1997-Cl
MLMI 1995-C2       Merrill Lynch Mortgage Investors, Series 1995-C2
LB SASCO 1997-LL1  Lehman Brothers LLI (SASCO 1997-LL1), Series 1997-LLI
SL 1997-C1         SL Commercial Mortgage Trust(SUN LIFE), Series 1997-C1
GMAC 1997-C2       GMAC Commercial Mortgage Securities, Series 1997-C2
FNMA 1998-M1       Fannie Mae Multifamily Remic Trust, Series 1998-M1
LB 1998-C1         LB Commercial Mortgage Trust, Series 1998-C1
LTT 1998-1         Liberty Tower Trust I, Series 1998-1
MLMI 1998-C1-CTL   Merrill Lynch Mortgage Loans, Series 1998-C1-CTL
GMAC 1998-C1       GMAC Commercial Mortgage Securities, Series 1998-C1
LTC 1998-1         LTC REMIC Corporation (partial Special Servicer) LTC, Series
                   1998-1
GS 1998-GL2        GS Mortgage Securities Corp. II, Series 1998-GL2
GMAC 1998-C2       GMAC Commercial Mortgage Securities, Series 1998-C2
GS 1998-C1         GS Mortgage Securities Corp. II, Series 1998-Cl
Chase 1998-2       Chase Commercial Mortgage Securities Corp., Series 1998-2
MS 1998-HF2        Morgan Stanley Capital I, Series 1998-HF2
GMAC 1999-C1       GMAC Commercial Mortgage Securities, Series 1999-C1
MS 1999-WF1        Morgan Stanley Capital I, Series 1999-WF1
BTR 1999-S1        BTR-2 Trust, Series 1999-S1
BS 1998-C1         Bear Stearns Commercial Mortgage Securities Inc.,
                   Series 1998-C1
GMAC 1999-C2       GMAC Commercial Mortgage Securities, Series 1999-C2
GMAC Healthfund I  GMACHealthfund I, Series 1999-1
1999-1
GMAC Healthfund I  GMAC Healthfund I, Series 1999-2
1999-2
LB 1999-C1         LB Commercial Mortgage Trust, Series 1999-C1
BS 1999-WF2        Bear Stearns Commercial Mortgage Securities Inc.,
                   Series 1999-WF2
DLJ 1999-CG3       DLJ Commercial Mortgage Corp. Series 1999-CG3
DLJ l994-MF1       DLJ Mortgage Acceptance Corporation, Series 1994-MF1
GMAC 1999-C3       GMAC Commercial Mortgage Securities, Series 1999-C3
GMAC 1999-CTL1     GMAC Commercial Mortgage Securities, Series 1999-CTL1
BS 2000-WF1        Bear Stearns Commercial Mortgage Securities Inc.,
                   Series 2000-WF1
GMAC 2000-Cl       GMAC Commercial Mortgage Securities, Series 2000-C1
ASC 1996-MD VI     Asset Securitization Corp., Series I996-MD6
DLJ 2000-CF1       DLJ Commercial Mortgage Corp. Series 2000-CF1
PNC 2000-C1        PNC Mortgage Acceptance Corp., Series 2000-C1
SB 2000-C1         Salomon Brothers Mortgage Securities VII, Series 2000-C1
GMAC 2000-FL-A     GMAC Commercial Mortgage Securities. Series 2000-FLA
GMAC 2000-FL1      GMAC Commercial Mortgage Securities, Series 2000-FL1
LTC 1996-1         LTC Remic Corp., Series 1996-1
DLJ 1998-STF2      DLJ Commercial Mortgage Corp. Series 1998-STF2
GMAC 2000-C2       GMAC Commercial Mortgage Securities, Series 2000-C2
SB 1999-C1         Salomon Brothers Mortgage Securities VII, Series 1999-C1
BACM 2000-1        Bank Of America Commercial Mortgage, Series 2000-1
MSDW 2000-LIFE2    Morgan Stanley Dean Witter Capital I, Series 2000-Life2
BS 2000-WF2        Bear Stearns Commercial Mortgage Securities Inc.,
                   Series 2000-WF2
MLML 2000-C4       Merrill Lynch Mortgage Loans, Series 2000-Canada 4
GMAC 2000-FL-F     GMAC Commercial Mortgage Securities, Series 2000-FLF
GMAC MTI 2000-FE   GMACCM Mortgage Trust I, Series 2000-FE
GMAC 2000-C3       GMAC Commercial Mortgage Securities, Series 2000-C3
CCA One, Series 2  Commercial Capital Access One (DYNEX), Series 2
CCA One, Series 3  Commercial Capital Access One (DYNEX), Series 3
MSDW 2001-TOP1     Morgan Stanley Dean Witter Capital I. Series 2001-Top1
GMAC 2001-FL1      GMAC Commercial Mortgage Securities, Series 2001-FL1
GMAC 2001-Cl       GMAC Commercial Mortgage Securities, Series 2001-C1
CSFB 2001-CF2      Credit Suisse First Boston Mortgage Securities Corp.,
                   Series 2001-CF2
BS 2001-TOP2       Bear Stearns Commercial Mortgage Securities Inc., Series
                   2001-Top2
MLFA 2001-C5       Merrill Lynch Financial Assets, Series 2001-Canada 5
GWING 2001-WH1     GMAC Commercial Mortgage Securities (G-Wing Ltd.),
                   Series 2001-WH1
GS 2001-Rock       GS Mortgage Securities Corp. II, Series 2001-Rock
GMAC 2001-FLA      GMAC Commercial Mortgage Securities, Series 2001-FLA
GMAC 2001-C2       GMAC Commercial Mortgage Securities, Series 2001-C2
GS 2001-1285       GS Mortgage Securities Corp. II, Series 2001-1285
MSDW 2001-TOP3     Morgan Stanley Dean Witter Capital I, Series 2001-Top3
Solar Trust 2001-1 Commercial Mortgage Origination Company of Canada,
                   Solar 2001-1
GS 2001-GL3        GS Mortgage Securities Corp. II, Series 2001-GL III
COMM 2001-J2       Deutsche Mortgage & Asset Receiving Corp., Series COMM
                   2001-J2
MSDW 2001-FRM      MSDW (Freehold Raceway Mall Trust), Series 2001-FRM
MSDW 2001-IQ       Morgan Stanley Dean Witter Capital I, Series 2001-IQ
JPMC 2001-A        JP Morgan Chase Commercial Mortgage Securities Corp.,
                   Series 2001-A
BS 2001-TOP4       Bear Stearns Commercial Mortgage Securities Inc., Series
                   2001-Top4
MSDW 2001-TOP5     Morgan Stanley Dean Witter Capital I, Series 2001-Top5
GMAC MT1 2001-A1   GMACCM Mortgage Trust I, Series 2001-A1
DLJ 1998-CF1       DLJ Commercial Mortgage Corp. Series 1998-CF1
GMAC 2002-C1       GMAC Commercial Mortgage Securities, Series 2002-C1
JPMC 2001-CIBC1    JP Morgan Chase Commercial Mortgage Securities Corp., Series
                   2001-CIBC1
GECC 2001-2        GE Capital Commercial Mortgage Corp., Series 2001-2
LB UBS 2000-C4     LB-USB Commercial Mortgage Trust, Series 2000-C4
BS 2002-TOP6       Bear Stearns Commercial Mortgage Securities Inc., Series
                   2002-Top6
GMAC 2002-LT       GMAC Commercial Mortgage Securities, Series 2002-LT
MSDW 2002-HQ       Morgan Stanley Dean Witter Capital I, Series 2002-HQ
GECC 2002-1        GE Capital Commercial Mortgage Corp., Series 2002-1
GMAC 2002-FL1      GMAC Commercial Mortgage Securities, Series 2002-FL1
MLFA 2002-C7       Merrill Lynch Financial Assets, Series 2002-Canada 7
CDC 2002-FX1       CDC Commercial Mortgage Trust, Series 2002-FX1
MSDW 2002-TOP7     Morgan Stanley Dean Witter Capital I, Series 2002-Top7
GMAC 2002-C2       GMAC Commercial Mortgage Securities, Series 2002-C2
GS 2002-GSFL5      GS Mortgage Securities Corp. II, Series 2002-GSFL V
BASS 2002-X1       Bank Of America Structured Securities, Series 2002-X1
CCIC 2002-CCL1     Column Canada Issuer Corp., Series 2002-CCL1
GMAC CA 2002-FL1   GMAC Commercial Mortgage of Canada, Series 2002-FL1
CARC 2002-1        WP Carey Commercial Mortgage Trust, Series 2002-1
MLFA 2002-C8       Merrill Lynch Financial Assets, Series 2002-Canada 8
GMAC 2002-C3       GMAC Commercial Mortgage Securities, Series 2002-C3
CSFB 2002-CP5      Credit Suisse First Boston Mortgage Securities Corp., Series
                   2002-CP5
MSDW 2002-IQ3      Morgan Stanley Dean Witter Capital I, Series 2002-IQ3
G-MAX 2002-FLA     GMAC Commercial Holding Capital Markets, Corp., Series
                   G-MAX 2002-FL-A
Solar Trust 2002-1 Commercial Mortgage Origination Company of Canada , Solar
                   2002-1
GMAC 2002-FX1      GMAC Commercial Holding Capital Markets, Corp., Series
                   GMAC 2002-FX1
GMAC 2003-FL1      GMAC Commercial Mortgage Securities, Series 2003-FL1
GECC 2003-C1       GE Capital Commercial Mortgage Corp., Series 2003-C1
MLFA 2003-C9       Merrill Lynch Financial Assets, Series 2003-Canada 9
GMAC 2003-C1       GMAC Commercial Mortgage Securities, Series 2003-C1
Solar Trust 2003-CC1 Commercial Mortgage Origination Company of Canada,
                   Solar 2003-CC1
LBUBS 2003-C3      LB-UBS Commercial MortgageTrust, Series 2003-C1
CALW-2003          Calwest Industrial Trust II, series 2003-CALW
GMAC 2003-PMSRLP   GMAC Commercial Mortgage Asset Corp., Series
                   GMAC 2003-PMSRLP
GCCFC 2003-C1      Greenwich Capital Commercial Funding Corp, Series GCCFC
                   2003-C1
MLFA 2003-C10      Merrill Lynch Financial Assets, Series 2003-Canada 10
MSCI 2003-XLF      Morgan Stanley Capital I Inc., Series 2003-XLF
GMAC 2003-DE       GMAC Commercial Mortgage Asset Corp., Series GMAC 2003-Double
                   Eagle
GMAC 2003-C2       GMAC Commercial Mortgage Securities, Series 2003-C2
BS 2003-PWR2       Bear Sterns Commercial Mortgage Securities Inc., Series
                   2003-PWR2
GFCM 2003-1        GFCM, Commercial Mortgage, , Series 2003-1
GMAC 2003-FLA      GMAC Commercial Mortgage Asset Corp., Series 2003-FLA
IPS 2003-1         IPS 2003-1
GMAC 2003-FL-SNF   GMAC Commercial Mortgage Asset Corp. Series 2003 FL-SNF
MLFA 2003-C11      Merrill Lynch Financial Assets, Series 2003-Canada 11
MSCI 2004-HQ3      Morgan Stanley Capital I Inc., Series 2004-HQ3
Resource 1995-C2   Mortgage Capital Access One, Series-1993
CCMTI 2004-FL1     Citigroup Commercial Mortgage Securities Inc.,
                   Series 2004-FL1
ACMF 1997-C1       Amresco Commercial Mortgage Funding I Corp, Series 1997-C1
ARTESIA 1998-C1    Artesia Mortgage CMBS, Series 1998-C1
BS 1999-C1         Bear Sterns Commercial Mortgage Securities, Series 1999-C1
Chase 1997-1       Chase Commercial Mortgage Securities Corp, Series 1997-1
Chase 2000-2       Chase Commercial Mortgage Securities Corp., Series 2000-2
CDC 1998-ST I      CDC Commercial Trust, Series 1998-ST I
Crystal 1996-1     Crystal Run Property 1996-1
CMAC 1996-2        Commercial Mortgage Acceptance Corp., Series 1996-2
CSFB 1997-PS1      Credit Suisse First Boston Mortgage Securities Corp.,
                   1997-PS1
CSFB 1998-PS2      Credit Suisse First Boston Mortgage Securities Corp., Series
                   1998-PS2
CSFB 1999-PS3      Credit Suisse First Boston Mortgage Securities Corp., Series
                   1999-PS3
CSFB 2000-PS4      Credit Suisse First Boston Mortgage Securities Corp., Series
                   2000-PS4
CSFB 2001-SPG1     Credit Suisse First Boston Mortgage Securities Corp., Series
                   2001-SPG1
DLJ 1993-MF17      DLJ Commercial Mortgage Corp. Series 1993-MF17
FC 1994-1          Forest City 1994-1
GECC 2000-1        GE Capital Commercial Mortgage Corp., Series 2000-1
GGPMP 2001-GGPI    GGP Mall Property Trust, 2001-GGP1
IStar 2002-1       IStar Asset Receivable Trust 2002-1
IStar 2003-1       IStar Asset Receivable Trust 2003-1
JPMC 1995-C1       JP Morgan Commercial Mortgage Finance Corp., Series 1995-Cl
JPMC 1996-C2       JP Morgan Commercial Mortgage Finance Corp., Series 1996-C2
JPMC 1997-C5       JP Morgan Commercial Mortgage Finance Corp., Series 1997-C5
JPMC 2003-C1       JP Morgan Commercial Mortgage Finance Corp., Series 2003-Cl
Lakewood 1995-C1   Lakewood 1995-Cl
LB UBS 2001-C7     LB/UBS (SASCO) 2001-C7
LB UBS 2002-C2     LB/UBS (SASCO) 2002-C2
MLMT 2002 MW1      Merrill Lynch Mortgage Trust Commercial Mortgage,
                   Series 2002 MW1
MLMI 1998-C2       Merrill Lynch Mortgage Investor, Series 1998-C2
MS 1995-GAL1       Morgan Stanley Capital I, Series 95-GALI
MS 1997-HF1        Morgan Stanley Capital I, Series 1997-HFI
MSDW 2002-IQ2      MS Dean Witter Capital I Trust, Series 2002-IQ2
NATIONSLINK, 1996-1 NationsLink Funding Corp., Series 1996-1
NOMURA 1996 D-2    Nomura Asset Securities Corp., 1996 D-2
NOMURA 1996-MD V   Nomura Asset Securities Corp., 1996-MD V
NOMURA 1997-D4     Nomura Asset Securities Corp., 1997-D4
PM 1996-PML        Penn Mutual, Series 1996-PML
SDG Macerich CMO   SDG Macerich Funding Limited Partnership, CMO
Wachovia 2002-C2   Wachovia Bank Commercial Mortgage Trust, Series 2002-C2
BS 2004-BBA3       Bear Stearns Commercial Mortgage Securities Inc., Series
                   2004-BBA3
COMM-FL9           COMM-FL9
REAL 2004-1        Real Estate Asset Liquidity Trust, 2004-1
LB USB 2004-C7     LB-UBS Commercial Mortgage Trust, 2004-C7



Exhibit III


GMAC COMMERCIAL MORTGAGE CORPORATION

MINIMUM SPECIAL SERVICING POLICY


I. DELINQUENCIES

     Records documenting collections efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g. illness or unemployment).
II. INSURANCE POLICIES
  1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.





  EX-99.2 (b)
Wachovia Securities
8739 Research Drive, URP4
Charlotte, NC 28288


(logo) WACHOVIA SECURITIES

Management Assertion

As of and for the year ended December 31, 2004, the Commercial Real Estate Servicing Division of Wachovia Bank, National Association (the Bank) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards
V.4. and VI.1., which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans. As of and for this same period, the Bank had in effect a fidelity bond and errors and omissions policy in the amount of $200 million and $25 million, respectively.


/s/ Alan Kronovet
Alan Kronovet
Managing Director
Wachovia Bank, National Association

3-8-05
Date


/s/ Clyde Alexander
Clyde Alexander
Director
Wachovia Bank, National Association


3-8-05
Date


/s/ Tim Steward
Tim Steward
Director
Wachovia Bank, National Association

3-8-05
Date


/s/ Tim Ryan
Tim Ryan
Director
Wachovia Bank, National Association

3-8-05
Date





  EX-99.3 (a)
(logo) GMAC


550 California Street, 12th Floor
San Francisco 94104
Tel 415-835-9200
Fax 415-391-2949

Wachovia Bank Commercial Mortgage Trust
Series 2002-C2
Annual Statement as to Compliance
For Period of January 1 through December 31, 2004

Pursuant to section 3.13 of the Pooling and Servicing Agreement, I attest that:


(i.) A review of the activities of GMAC Commercial Mortgage as Special Servicer during January 1 through December 31, 2004, and of its performance under this Agreement, has been made under my supervision.

(ii.) To the best of my knowledge, based on such review, GMAC Commercial Mortgage has fulfilled all of its obligations under this agreement throughout such year.

(iii.) GMAC Commercial Mortgage as Special Servicer has received no notice regarding qualifications, or challenging the status, of the REMICI or REMICII as REMIC under the REMIC Provisions or of the grantor Trust as a "Grantor Trust" for income tax purposes under the Grantor Trust Provisions from the lnternal Revenue Service or any other governmental agency or body.

BY: /s/ Michele Heisler
Michele Heisler
Vice President GMAC Commercial Mortgage Corporation

Date:  /s/ 3-17-05





  EX-99.3 (b)
Wachovia Bank, National Association
8739 Research Drive, URP4
Charlotte, NC 28288-1075

(logo)

WACHOVIA SECURITIES


OFFICER'S CERTIFICATE


Reference is hereby made to that certain Pooling and Servicing Agreement dated as of November 11, 2002, by and among Wachovia Commercial Mortgage Securities, Inc., as Depositor, Wachovia Bank National Association, as Master Servicer, Lend Lease Asset Management, L.P. as Special Servicer, and Wells Fargo Bank Minnesota, N.A., as Trustee, with respect to Commercial Mortgage Pass-Through Certificates, Series 2002-C2 (the "Agreement"). Capitalized terms used herein not otherwise defined shall have the meanings assigned in the Agreement.


Pursuant to Section 3.13 of this Agreement, Timothy E. Steward and Clyde M. Alexander, Directors of the Master Servicer, do hereby certify that:


   1. A review of the activities of the Master Servicer during the period from January 1, 2004 through December 31, 2004 and of its performance under the Agreement during such period has been made under our supervision; and


   2. To the best of our knowledge, based on such review, the Master Servicer has fulfilled all of its material obligations under this Agreement in all material respects throughout the period January 1, 2004 through December 31, 2004; and


   3. The Master Servicer has received no notice regarding qualification, or challenging the status, of the ED Loan REMIC, REMIC I or REMIC II as a REMIC under the REMIC Provisions or of the Grantor Trust as a "Grantor Trust" for income tax purposes under the Grantor Trust Provisions Pool as a REMIC or the Grantor Trust as a grantor trust, from the Internal revenue Service or any other governmental agency or body.


IN WITNESS WHEREOF, the undersigned have executed this Certificate as of the 11th day of March 2005.



/s/ Timothy E. Steward
Timothy E. Steward, Director
Wachovia Bank National Association


/s/ Clyde M. Alexander
Clyde M. Alexander, Director
Wachovia Bank National Association





  Ex-99.4

   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   A-1                              830,415.38          8,820,579.05                 0.00              21,609,956.78
   A-2                            3,038,040.56          5,678,103.60                 0.00              70,700,595.79
   A-3                            3,916,923.60                  0.00                 0.00              88,219,000.00
   A-4                           23,491,456.80                  0.00                 0.00             471,716,000.00
   B                              1,682,096.88                  0.00                 0.00              32,815,000.00
   C                                570,468.84                  0.00                 0.00              10,939,000.00
   D                              1,499,872.92                  0.00                 0.00              28,439,000.00
   E                                470,191.20                  0.00                 0.00               8,751,000.00
   F                                625,544.28                  0.00                 0.00              10,938,000.00
   G                                883,311.48                  0.00                 0.00              15,314,000.00
   H                                802,392.36                  0.00                 0.00              13,126,000.00
   IO-I                           2,315,199.71                  0.00                 0.00             851,324,545.33
   IO-II                          7,911,538.84                  0.00                 0.00             396,666,000.00
   IO-III                         4,968,723.77                  0.00                 0.00             336,495,000.00
   J                                810,883.32                  0.00                 0.00              16,408,000.00
   K                                756,768.48                  0.00                 0.00              15,313,000.00
   L                                216,261.96                  0.00                 0.00               4,376,000.00
   M                                432,474.48                  0.00                 0.00               8,751,000.00
   N                                378,359.52                  0.00                 0.00               7,656,000.00
   O                                304,674.36                  0.00                 0.00               6,165,000.00
   P                                992,542.85                  0.00                 0.00              20,087,992.76
   R-I                                    0.00                  0.00                 0.00                       0.00
   R-II                                   0.00                  0.00                 0.00                       0.00
   Z                                      0.00                  0.00                 0.00                       0.00